Form 10QSB
period 1997-03-31
GBS COM TECH CORP/
filed 1999-06-29
CIK 829084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: # 0-20556

                            GBS COM-TECH CORPORATION
                 (Name of small business issuer in its charter)

                  DELAWARE                           13-3400758
        (State of Incorporation)            (IRS Employer Identification)


                                 9652 Hood Road
                        Jacksonville, Florida 32257-1141
                    (Address of Principal Executive Offices)


                                 904-260-5156
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


The number of shares outstanding of the registrant's common stock as of the last practicable date. 4,878,000 SHARES

                            GBS COM-TECH CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

      PART I.     FINANCIAL INFORMATION

         ITEM 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - March 31, 1997

                  Condensed Consolidated Statements of Operations - Quarters ended March 31, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows Quarters ended March 31, 1997 and 1996

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the Quarter ended March 31, 1997

                  Notes to unaudited condensed consolidated financial statements

         ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

      PART II.    OTHER INFORMATION

                  SIGNATURES

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 1997




                                                            MARCH 31,
                                                              1997
                           ASSETS                           UNAUDITED

CURRENT ASSETS:

      Cash and cash equivalents ......................      $         0

        Total current assets .........................                0


           TOTAL ASSETS ..............................      $         0
                                                            ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued expenses ............      $         0
                                                            -----------

         Total current liabilities ...................                0
                                                            -----------

            TOTAL LIABILITIES ........................                0

STOCKHOLDERS' EQUITY:

      Preferred stock, $ .10 par value, authorized
            1,000,000 shares, issued, none ...........      $         0

      Common stock, par value $ .01, authorized
            15,000,000 shares, issued 4,878,000 ......           48,780

      Capital in excess of par value .................        1,686,146

      Accumulated deficit ............................       (1,734,926)
                                                            -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......      $        (0)
                                                            ===========


              The accompanying notes to financial statements are an
                         integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT FOR
THE QUARTERS ENDED MARCH 31, 1997 AND 1996


                                                       MARCH 31,      MARCH 31,
                                                         1997           1996
                                                       UNAUDITED      UNAUDITED

INCOME:
      Sales of products & services ...............   $         0    $         0
                                                     -----------    -----------

            Total income .........................             0              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ......             0              0
                                                     -----------    -----------

      Income (loss) from operations ..............             0              0


OTHER INCOME AND EXPENSE:
      Other income - forgiveness of debts ........             0        408,972
      Assets written off .........................             0             68
                                                     -----------    -----------

      Net income (loss) ..........................             0        409,040

      Accumulated deficit-beginning of period ....    (1,734,926)    (2,143,966)
                                                     -----------    -----------

      Accumulated deficit-end of period ..........   $(1,734,926)   $(1,734,926)
                                                     ===========    ===========

PER SHARE DATA:

      Income (loss) per share ....................   $         0    $       .08
                                                     -----------    -----------

      Weighted average number of
        shares outstanding .......................   $ 4,878,000    $ 4,878,000
                                                     -----------    -----------


              The accompanying notes to financial statements are an
                        integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996


                                                         MARCH 31,    MARCH 31,
                                                           1997         1996
                                                         UNAUDITED    UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss) .................................   $       0   $ 409,040

    Adjustments to reconcile net loss
         to net cash by (used in)
         operations:

         Depreciation .................................           0           0
         Changes in operating assets ..................           0           0
                                                          ---------   ---------

Net cash provided by (used in) operating activities ...           0     409,040
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Forgiveness of debt ...................................           0    (408,972)
                                                          ---------   ---------

Net cash provided (used in) investing activities ......           0    (408,972)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided (used in) financing activities ......           0           0
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH .......................           0          68

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD .........           0         (68)
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS-END OF PERIOD ...............   $       0   $       0
                                                          =========   =========


              The accompanying notes to financial statements are an
                        integral part of this statement.

GBS COM-TECH CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1997

                             COMMON STOCK                     ADDITIONAL
                                SHARES                          PAID IN        ACCUMULATED
                                ISSUED          AMOUNT          CAPITAL          DEFICIT           TOTAL
                            ------------------------------------------------------------------------------
Balance,
  December 31, 1996 ....      4,878,000         48,780         1,686,146        (1,734,926)            0
                            ------------------------------------------------------------------------------

Balance,
  March 31, 1997 .......      4,878,000         48,780         1,686,146        (1,734,926)            0
                            ==============================================================================


               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1997 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of GBS Com-Tech Corporation and are not consolidated with any other subsidiary or affiliated entities.

CASH AND CASH EQUIVALENTS

The Company maintains its cash, when in existence, in demand deposit accounts. All cash is available to operations without restriction. The Company considers all highly liquid investments with a maturity of three months of less, when purchased, to be "cash equivalents".

INVENTORY PRICING

Inventory values are stated at the lower of cost (first-in, first-out-FIFO) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are carried at cost. Expenditures for replacements are capitalized, and the replaced items are retired. Maintenance and repairs are charged to operations. Gains and losses from the sale of fixed assets are included in other income. Depreciation is calculated on a straight-line basis utilizing U.S. Internal Revenue Service estimated lives.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company reviews its bad debts policy on an ongoing basis and makes changes to allowances for doubtful accounts should the necessity arise.

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1997 (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Cost of the master franchise and directorship fees paid are amortized using the straight-line method of amortization as follows:

            Franchises:                   10 Years
            Directorships:                10 Years

Organization costs are amortized over five years using the straight-line method.


NOTE 2 - BUSINESS PURPOSE, ORGANIZATION AND ACQUISITIONS

The Company was formed as Drillstar International Corp., on March 9, 1987, in the State of Delaware, to engage in the business of marketing specially designed footwear for marching band and drum and bugle corps. On June 18, 1993, the Company changed its name to Mobile Service International Corp. On November 8, 1995, the Company changed its name to International Communications & Technologies Corp. On May 13, 1997, the Company changed its name to GBS COM-TECH CORPORATION.

                                     PART II


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


At the date of the financial statements the Company had no liquidity or capital resources and was essentially in a dormant state of existence. The former management had abandoned all operating activities and subsequently resigned from the Company and the bank, leaving no cash resources.

The current management has not been able to provide any amount of new capital to date, however, there are many sources of new capital currently being pursued. In the event the Company is successful in raising the required capital, the Company will commence with its new business plan in an attempt to revive the Company into a positive operation cash position.

In the event the new capital is not generated, the Company has no foreseeable means by which to continue operating.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 18, 1999    GBS COM-TECH CORPORATION



                              ______________________________________
                              /s/ Chief G. Bolanle Shonekan
                              By: Chief G. Bolanle Shonekan
                                  Chairman of the Board and
                                  Chief Executive Officer