Form 10KSB
period 1997-12-31
GBS COM TECH CORP/
filed 1999-06-29
CIK 829084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997
                                       or

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

                                  904-260-5156
                           (Issuer's telephone number)

      Securities registered under Section 12 (b) of the Exchange Act:   NONE

      Securities registered under Section 12 (g) of the Exchange Act:

                15,000,000 shares common stock, $ .01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to filing requirements for the past 90 days.
                                 Yes [ ]         No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenue for its most recent year. $ -0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price at which the stock was sold, or the average bid and asked prices at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ -0- .

State the number of shares outstanding of each of the issuer's classes of equity as of the last practicable date.

                        4,878,000                            Common Shares

                            GBS COM-TECH CORPORATION

                   FORM 10-KSB ANNUAL OR TRANSMITTAL REPORT



                               TABLE OF CONTENTS

PART I

Item   1:   Description of Business
Item   2:   Description of Property
Item   3:   Legal Proceedings
Item   4:   Submission of Matters to a Vote of Security Holders

PART II

Item   5:   Market for Common Equity and Related Stockholder Matters
Item   6:   Management's Discussion and Analysis or Plan of Operation
Item   7:   Financial Statements
Item   8:   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure

PART III

Item   9:   Directors, Executive Officers, Promoters and Control
            Persons, Compliance with Sec. 16 (a) of the Exchange Act
Item 10:    Executive Compensation
Item 11:    Security Ownership of Certain Beneficial Owners and
            Management
Item 12:    Certain Relationships and Related Transactions

PART IV

Item 13:    Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

MOBILE SERVICES INTERNATIONAL CORPORATION was incorporated in the state of Delaware on March 9, 1987 as DRILLSTAR CORPORATION. The Company is a public holding company having completed its initial public offering of common stock on September 24, 1989. The Company currently is not operational and all subsidiaries previously reported have either been sold or abandoned.

Mobile Services International Corp. conducted business in the U.S.A. and abroad under the name DRILLSTAR CORP. from 1985 until January 1, 1990 when its operations were segmented into Drillmaster Corp. and Drillstar Properties, Inc. Prior to March 9, 1987 the Company operated as a sole proprietorship.

Drillmaster Corp. continued the original business of Drillstar Company of researching, manufacturing, marketing and distribution of footwear that is specifically designed to meet the special purpose requirements of middle school, junior high school, high school, college, and drum and bugle corps marching units.

Drillstar Properties, Inc. operated property the Company acquired in June 1989. The property is commercial real estate located in Middletown, RI, zoned for general commercial purposes. On June 30, 1994 the Company sold this property to an unrelated party and the Company has no further interest in the property.

On April 16, 1993 the Board of Directors approved the following corporate actions:

(1) An amendment to the Company's Articles of Incorporation providing for a change of the Company's name to Mobile Services International Corp and to change the total authorized capital stock by creating a new class consisting of 1,000,000 shares of $.10 par value preferred stock.

(2) The implementation of a reverse-split of the Company's Common Stock on the basis of one new share for every five issued and outstanding shares of record on April 23, 1993.

(3) To increase the number of Directors to serve on the Company's Board from three to five.

(4) The acquisition of certain assets related to the marketing and development rights for mobile telecommunications systems for the total purchase price of approximately $4,800,000 which will be paid for through the issuance of 2,000,000 shares of the Company's common stock (post reverse-split) and notes totaling $3,000,000. The assets consist of certain state directorship and franchise development rights for an affordable alternative to cellular phones. On April 26, 1993, holders of a majority of the shares of the Company approved and ratified the Amendments to the Company's Articles of Incorporation, the reverse-split of common stock, and the acquisition.

On January 1, 1994, the Company completed the sale of its interest in Drillmaster Corp. to Jon Farbman, the former Chairman and President of the Company. Mr. Farbman did not take part in the decision of the Board of Directors with respect to this sale. At the time of the sale the Company's interest in Drillmaster Corp. was valued at $1,000. With the sale of Drillmaster Corp., the Company intends to focus all of its attention on the telecommunications industry.

On February 2, 1994, the Company completed its acquisition of the Mobile Access mobile telephone system located in Birmingham, Alabama. The Company conducted negotiations for acquisition of similar systems in Huntsville, Montgomery, and Mobile, Alabama, however there were no completed transactions and negotiations ceased.

In conjunction with the Alabama operations the Company established a new operating subsidiary, Alabama Telecom, Inc. which was to be 60% owned by the Company. The Company was to have placed the value of the acquired systems at $1,100,000 which would have been paid for through the issuance of 40% of the Common Stock of Alabama Telecom and 125,000 shares of Mobile Services International Corp common stock, together with the assumption by Alabama Telecom of certain liabilities related to the acquired systems. The various events described did not occur as anticipated and the operating subsidiary was subsequently abandoned.

On March 1, 1994, MobilTel Services, a wholly owned subsidiary of the Company, entered into a one year contract to supply engineering and consulting services to COMCOA, Ltd., a Florida based communications license application service company. The contract had a minimum first year value of $780,000 for services to be provided under the first phase of the contract. The company performed services and billed COMCOA until such time as it was learned that COMCOA was under investigation by the Securities and Exchange Commission and a receiver had been appointed to conduct the affairs of the company. The Company billed COMCOA approximately $600,000 during 1994, of which $200,000 was outstanding at the end of year and has been written off as uncollectible.

On June 30, 1994, the Company completed the sale of its interest in Drillstar Properties, Inc. for $699,000. The consideration received by the company was the assumption by the buyer of certain mortgage debt and the Company receiving a promissory note, in the amount of $264,855 due on December 27, 1994. The note has not been paid and has been written off due to the high probability that the note is uncollectible.

On September 23, 1994, the Company entered into an Agreement for Purchase and Sale of Stock with Global Telemedia, Inc. and Mr. Jack Namer, owner of 100% of the issued and outstanding common stock of Global. Pursuant to the Agreement the Company acquired 100% of the outstanding common stock of the Global from Namer in exchange for issuing Namer 7,057,881 shares of the Company's authorized but unissued common stock. As a result of this transaction, Namer became the majority shareholder of the Company's common stock. This transaction was completed on October 28, 1994, and with this acquisition the Company was to begin operations through Global which is operating independent telephone switching equipment which provides access for telephone voice and data transmission through the use of prepaid remote access calling cards. The utilization of its proprietary fully digital, fiber optically linked switching technology in conjunction with its own developed software systems will enable the Company to become a leader in the rapidly expanding debit card industry. On March 10, 1995 the Company filed SEC current report, form 8K announcing that the Global transaction was going to be restructured to a leasing and licensing agreement for a period of one year in exchange for the 7,057,881 shares of common stock previously issued to Namer.

On May 5, 1995, Jack Namer, Chairman and CEO of the Company and other officers and members of the Board of Directors resigned their positions as officer and members of the Board of Directors with immediate effect. The resignation of Mr. Jack Namer and all of the officers and members of the Board of Directors followed the reorganization plan and agreement with GBS Financial Group, Inc. and the Registrant, and thus discontinued the services of Mr. Jack Namer and all of the officers and the members of the Board of Directors of the Registrant. The resignations were not as a result of any disagreements among the Board of Directors or with the business policies and operations of the Registrant.

On October 2, 1995, holders of a majority of the shares of the Company approved and ratified the Amendments to the Company's Articles of Incorporation, the reverse split of issued and outstanding common stock.

The majority of the Shareholders subsequently appointed Chief G. Bolanle Shonekan as the Chairman, CEO and Director of the Company, Mr. Walter V. Troxel as the Chief Financial Officer and Director of the Company, Ms. Darlene A. Whitetree as the Senior Vice President, Secretary and Director of the Company, and Mrs. C. Bolanle Shonekan as Vice President-International Affairs and Director of the Company, all and respectively with immediate effect.

On November 8, 1995 the Board of Directors approved the following corporate actions:

(1) An amendment to the Company's Articles of Incorporation providing for a change of the Company's name to International Communications & Technologies Corp. And to change the total authorized capital stock to 100,000,000 common stock, and increasing the Class A Preferred Stock to 5,000,000 of $0.10 par value and creating a new class consisting of 15,000,000 shares of $0.05 par value Class B Preferred Stock.

(2) The implementation of a reverse-split of the Company's issued and outstanding common stock on the basis of one new share for every one hundred issued and outstanding shares of record on November 8, 1995.

(3) To appoint Chief G. Bolanle Shonekan, Mr. Walter V. Troxel, Ms Darlene A. Whitetree and Mrs. C. Bolanle Shonekan as new Directors to serve on the Company's Board.

ITEM 2.     DESCRIPTION OF PROPERTY

The company currently does not own any assets and is not actively engaged in business other than to continue to raise capital to further the objectives of the Company.

ITEM 3.     LEGAL PROCEEDINGS

As of the date of the filing of this report, the Company is not currently involved in any legal matters. The Company is not aware of any pending litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The period covered by this report the company's stock was not traded.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At the date of the financial statements the Company had no liquidity or capital resources and was essentially in a dormant state of existence. The former management had abandoned all operating activities and subsequently resigned from the Company and the bank, leaving no cash resources.

The current management has not been able to provide any amount of new capital to date, however there are many sources of new capital currently being pursued. In the event the Company is successful in raising the required capital, the Company will commence with its new business plan in an attempt to revive the Company into a positive operation cash position.

In the event the new capital is not generated, the Company has no foreseeable means by which to continue operating.

ITEM 7.     FINANCIAL STATEMENTS

                                      INDEX

DESCRIPTION

Report of Independent Certified Public Accountant

Condensed Consolidated Balance Sheets as of December 31, 1997 and 1996

Condensed Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 1997 and 1996

Condensed Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997 and 1996


Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
GBS Com-Tech Corporation


We have audited the accompanying balance sheet of GBS Com-Tech Corporation (a Delaware corporation) as of December 31, 1997, and the related statements of operations and accumulated deficit, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GBS Com-Tech Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 financial statements were prepared by management and we did not audit or review those financial statements, and accordingly, we express no opinion or other form of assurance on them.


/s/ Holyfield Associates
West Palm Beach Florida
June 11, 1999

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996



                                                  DECEMBER 31,     DECEMBER 31,
                                                      1997             1996
                           ASSETS                   AUDITED         UNAUDITED
                                                 -------------    -------------
CURRENT ASSETS:

      Cash and cash equivalents ..............   $           0    $           0

            Total current assets .............               0                0
                                                 -------------    -------------
              TOTAL ASSETS ...................   $           0    $           0
                                                 =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued expenses ....   $           0    $           0
                                                 -------------    -------------
      Total current liabilities ..............               0                0
                                                 -------------    -------------
        TOTAL LIABILITIES ....................               0                0

STOCKHOLDERS' EQUITY:

      Preferred stock, $ .10 par value,
      authorized 1,000,000 shares,
      issued, none ...........................   $           0                0

      Common stock, $ .01 par value,
      authorized 15,000,000 shares,
      issued 4,878,000 .......................          48,780           48,780

      Capital in excess of par value .........       1,686,146        1,686,146

      Accumulated deficit ....................      (1,734,926)      (1,734,926)
                                                 -------------    -------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $          (0)   $          (0)
                                                 =============    =============

         The accompanying notes to financial statements are an integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT FOR
THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                     DECEMBER 31,   DECEMBER 31,
                                                       1997             1996
                                                      AUDITED        UNAUDITED
                                                     -----------    -----------
INCOME:
      Sales of products & services ...............   $         0    $         0
                                                     -----------    -----------
            Total income .........................             0              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ......             0              0
                                                     -----------    -----------
      Income (loss) from operations ..............             0              0


OTHER INCOME AND EXPENSE:
      Other income - forgiveness of debts ........             0        408,972
      Assets written off .........................             0             68
                                                     -----------    -----------
      Net income (loss) ..........................             0        409,040

      Accumulated deficit-beginning of period ....    (1,734,926)    (2,143,966)

      Accumulated deficit-end of period ..........   $(1,734,926)   $(1,734,926)
                                                     ===========    ===========
PER SHARE DATA:

      Income (loss) per share ....................   $         0    $       .08
                                                     -----------    -----------
      Weighted average number of
        shares outstanding .......................   $ 4,878,000    $ 4,878,000
                                                     -----------    -----------

              The accompanying notes to financial statements are an
                        integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1997          1996
                                                               AUDITED      UNAUDITED
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................   $         0   $   409,040

    Adjustments to reconcile net loss to net cash by (used in) operations:

    Depreciation .........................................             0             0
    Changes in operating assets ..........................             0             0
                                                             -----------   -----------
Net cash provided (used in) operating activities .........             0       409,040
                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and other assets
Forgiveness of debt ......................................             0      (408,972)
Gain on disposal of assets ...............................             0             0
Loss on disposal of subsidiaries .........................             0             0
                                                             -----------   -----------
Net cash provided (used in) investing activities .........             0      (408,972)
                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Par value of stock issued for no consideration ...........             0             0
Increase in notes payable ................................             0             0
Principal payments on long and short term debt ...........             0             0
                                                             -----------   -----------
Net cash provided (used in) financing activities .........             0             0
                                                             -----------   -----------
NET INCREASE (DECREASE) IN CASH ..........................             0            68

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ............             0           (68)
                                                             -----------   -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ..................   $         0   $         0
                                                             ===========   ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

GBS COM-TECH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

                        COMMON STOCK               ADDITIONAL
                           SHARES                   PAID IN     ACCUMULATED
                           ISSUED       AMOUNT      CAPITAL       DEFICIT       TOTAL
                        -----------   ----------   ----------   ----------    ----------
Balance,
   December 31, 1995      4,878,000       48,780    1,686,146   (2,143,966)     (409,040)

Net income,
   December 31, 1996           --           --           --        409,040       409,040
                        -----------   ----------   ----------   ----------    ----------
Balance,
  December 31, 1996 .     4,878,000       48,780    1,686,146   (1,734,926)            0
                        -----------   ----------   ----------   ----------    ----------
Balance,
  December 31, 1997 .     4,878,000       48,780    1,686,146   (1,734,926             0
                        ===========   ==========   ==========   ==========    ==========

         The accompanying notes to financial statements are an integral part of this statement.

GBS COM-TECH CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 1997 AND 1996

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

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Cost of the master franchise and directorship fees paid are amortized using the straight-line method of amortization as follows:

            Franchises:             10 Years
            Directorships           10 Years

Organization costs are amortized over five years using the straight-line method.

METHOD OF ACCOUNTING

The Company reports the results of its operations using the accrual method of accounting of both financial and income tax purposes. Under this method, income is recognized when earned and expenses are deducted when incurred. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The Company may have a net operating loss carryforward at December 31, 1997. No tax assets have been recognized due to the uncertainty of future recovery for tax purposes.

COMPUTATION OF NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying consolidated financial statements for all periods presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPUTATION OF NET LOSS PER SHARE, CONTINUED

the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. During the period presented, the Company did not have a complex capital structure.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the current period the Company's former accounting firm Grant-Schwartz Associates, CPA resigned as accountants for the Company, due to retirement considerations. The Company has since engaged Holyfield Associates, CPA, P.A. to become their accountants of record as stated in Form 8-K.

As of said date there were no disagreements regarding the application of accounting principles or financial statement presentation matters with GBS COM-TECH CORPORATION in connection with the examination of the December 31, 1997 financial statements.

                                PART III


ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
            PERSONS COMPLIANCE WITH SEC 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of the date of the Report, certain information with regard to the executive officers and directors of the Company. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors.

              NAME                  AGE           OFFICE HELD

      Chief G. B. Shonekan          49    Chairman,President-Director
      Mr. Walter V. Troxel          50    Executive Vice Pres., CFO,
                                          Director
      Ms. Darlene A. Whitetree      59    Senior Vice Pres., Secretary,
                                          Director
      Mrs. C. Bolanle Shonekan      38    Vice President, Director


ITEM 10.    EXECUTIVE COMPENSATION

There was no cash compensation paid or accrued by the Company to or on behalf of any and all of the executive officers of the Company for the fiscal year ended December 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 18, 1999    GBS COM-TECH CORPORATION


                              ________________________________
                              /s/ Chief G. Bolanle Shonekan
                              By: Chief G. Bolanle Shonekan
                              Chairman of the Board and
                              Chief Executive Officer