Form 10QSB
period 1998-03-31
GBS COM TECH CORP/
filed 1999-06-29
CIK 829084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998
                                       or

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

                  Condensed Consolidated Balance Sheet - March 31, 1998

                  Condensed Consolidated Statements of Operations - Quarters ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows Quarters ended March 31, 1998 and 1997

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the Quarter ended March 31, 1998

                  Notes to unaudited condensed consolidated financial statements

         ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

      PART II.    OTHER INFORMATION

                  SIGNATURES

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 1998


                                                              MARCH 31,
                                                               1998
                           ASSETS                            UNAUDITED

CURRENT ASSETS:

      Cash and cash equivalents .......................      $         0

        Total current assets ..........................                0
                                                             -----------

           TOTAL ASSETS ...............................      $         0
                                                             ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable & accrued expenses .............      $         0
                                                             -----------

         Total current liabilities ....................                0
                                                             -----------

            TOTAL LIABILITIES .........................                0

STOCKHOLDERS' EQUITY:

      Preferred stock, $ .10 par value, authorized
            1,000,000 shares, issued, none ............      $         0

      Common stock, par value $ .01, authorized
            15,000,000 shares, issued 4,878,000 .......           48,780

      Capital in excess of par value ..................        1,686,146

      Accumulated deficit .............................       (1,734,926)
                                                             -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ........      $        (0)
                                                             ===========


              The accompanying notes to financial statements are an
                        integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT FOR
THE QUARTERS ENDED MARCH 31, 1998 AND 1997


                                                      MARCH 31,      MARCH 31,
                                                        1998           1997
                                                      UNAUDITED      UNAUDITED


INCOME:
      Sales of products & services ...............   $         0    $         0
                                                     -----------    -----------

            Total income .........................             0              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ......             0              0
                                                     -----------    -----------

      Income (loss) from operations ..............             0              0


OTHER INCOME AND EXPENSE:
      Other income - forgiveness of debts ........             0              0
      Assets written off .........................             0              0
                                                     -----------    -----------

      Net loss ...................................             0              0

      Accumulated deficit-beginning of period ....    (1,734,926)    (1,734,926)
                                                     -----------    -----------

      Accumulated deficit-end of period ..........   $(1,734,926)   $(1,734,926)
                                                     ===========    ===========

PER SHARE DATA:

      Loss per share .............................   $         0    $         0
                                                     -----------    -----------

      Weighted average number of
        shares outstanding .......................   $ 4,878,000    $ 4,878,000
                                                     -----------    -----------


              The accompanying notes to financial statements are an
                        integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997


                                                        MARCH 31,     MARCH 31,
                                                          1998          1997
                                                        UNAUDITED     UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) .......................................      $0          $0

    Adjustments to reconcile net loss
         to net cash by (used in)
         operations:

         Depreciation ................................       0           0
         Changes in operating assets .................       0           0
                                                            --          --

Net cash provided by (used in) operating activities ..       0           0
                                                            --          --

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used in) investing activities .....       0           0
                                                            --          --

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided (used in) financing activities .....       0           0
                                                            --          --

NET INCREASE (DECREASE) IN CASH ......................       0           0

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ........       0           0
                                                            --          --

CASH AND CASH EQUIVALENTS-END OF PERIOD ..............      $0          $0
                                                            ==          ==


               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1998

                                  COMMON STOCK                       ADDITIONAL
                                    SHARES                            PAID IN        ACCUMULATED
                                    ISSUED            AMOUNT          CAPITAL          DEFICIT          TOTAL
                                 -------------------------------------------------------------------------------
Balance,
  December 31, 1998 ........       4,878,000          48,780         1,686,146        (1,734,926)          0
                                 -------------------------------------------------------------------------------

Balance,
  March 31, 1999 ...........       4,878,000          48,780         1,686,146        (1,734,926)          0
                                 ===============================================================================


               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1998 (UNAUDITED)



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

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1998 (UNAUDITED)


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