Form 10QSB
period 1998-09-30
GBS COM TECH CORP/
filed 1999-06-29
CIK 829084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1998
                                       or

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

                  Condensed Consolidated Balance Sheet -
                  September 30, 1998

                  Condensed Consolidated Statements of Operations - Quarters ended September 30, 1998 and 1997.

                  Condensed Consolidated Statements of Cash Flows - Quarters ended September 30, 1998 and 1997.

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the Quarter ended
                  September 30, 1998

                  Notes to unaudited condensed consolidated financial statements

         ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

      PART II.    OTHER INFORMATION

                  SIGNATURES

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998

                                                                   SEPTEMBER 30,
                                                                      1998
                           ASSETS                                   UNAUDITED
                                                                  -------------
CURRENT ASSETS:

      Cash and cash equivalents ...............................   $           0

        Total current assets ..................................               0

                                                                  -------------
           TOTAL ASSETS .......................................   $           0
                                                                  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable & accrued expenses .....................   $           0
                                                                  -------------
         Total current liabilities ............................               0
                                                                  -------------
            TOTAL LIABILITIES .................................               0

STOCKHOLDERS' EQUITY:

      Preferred stock, $ .10 par value, authorized
            1,000,000 shares, issued, none ....................   $           0

      Common stock, par value $ .01, authorized
            15,000,000 shares, issued 4,878,000 ...............          48,780

      Capital in excess of par value ..........................       1,686,146

      Accumulated deficit .....................................      (1,734,926)
                                                                  -------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ................   $          (0)
                                                                  =============
         The accompanying notes to financial statements are an integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT FOR
THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                       1998            1997
                                                     UNAUDITED      UNAUDITED
                                                   ------------    ------------
INCOME:
      Sales of products & services .............   $          0    $          0
                                                   ------------    ------------

            Total income .......................              0               0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ....              0               0
                                                   ------------    ------------

      Income (loss) from operations ............              0               0


OTHER INCOME AND EXPENSE:
      Other income - forgiveness of debts ......              0               0
      Assets written off .......................              0               0
                                                   ------------    ------------

      Net loss .................................              0               0

      Accumulated deficit-beginning of period ..     (1,734,926)     (1,734,926)

      Accumulated deficit-end of period ........   $ (1,734,926)   $ (1,734,926)
                                                   ============    ============

PER SHARE DATA:

      Loss per share ...........................   $          0    $          0
                                                   ------------    ------------

      Weighted average number of
         shares outstanding ....................   $  4,878,000    $  4,878,000
                                                   ------------    ------------

                 The accompanying notes to financial statements
                     are an integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                        1998          1997
                                                      UNAUDITED     UNAUDITED
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) ...................................   $          0  $          0

    Adjustments to reconcile net loss
         to net cash by (used in)
         operations:
         Depreciation ............................              0             0
         Changes in operating assets .............              0             0
                                                     ------------  ------------
Net cash provided by (used in) operating activities             0             0
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used in) investing activities .              0             0
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided (used in) financing activities .              0             0
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH ..................              0             0

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ....              0             0
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD ..........   $          0  $          0
                                                     ============  ============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

GBS COM-TECH CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY
FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                    COMMON STOCK             ADDITIONAL
                       SHARES                 PAID IN      ACCUMULATED
                       ISSUED      AMOUNT     CAPITAL        DEFIC IT     TOTAL
                    ------------   ------   ------------   -----------    ------
Balance,
  June 30, 1998 .      4,878,000   48,780      1,686,146    (1,734,926)        0
                    ------------   ------   ------------   -----------    ------
Balance,
  September 30, 1998   4,878,000   48,780      1,686,146    (1,734,926)        0
                    ============   ======   ============   ===========    ======

                 The accompanying notes to financial statements
                     are an integral part of this statement.

GBS COM-TECH CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 1998(UNAUDITED)

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

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 1998(UNAUDITED)


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

Date:  June 18, 1999    GBS COM-TECH CORPORATION


                              __________________________________
                              /s/ Chief G. Bolanle Shonekan
                              By: Chief G. Bolanle Shonekan
                              Chairman of the Board and
                              Chief Executive Officer