Form 10KSB
period 1998-12-31
GBS COM TECH CORP/
filed 1999-06-29
CIK 829084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998
                                       or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenue for its most recent year. $ -0- .

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

ITEM 7.     FINANCIAL STATEMENTS

                                      INDEX

DESCRIPTION

Report of Independent Certified Public Accountant

Condensed Consolidated Balance Sheets as of December 31, 1998 and 1997

Condensed Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 1998 and 1997

Condensed Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
GBS Com-Tech Corporation


We have audited the accompanying balance sheets of GBS Com-Tech Corporation (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and accumulated deficit, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GBS Com-Tech Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Holyfield Associates
West Palm Beach Florida
JUNE 11, 1999

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997




                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998           1997
                           ASSETS                      AUDITED        AUDITED
                                                     -----------    -----------
CURRENT ASSETS:

      Cash and cash equivalents ..................   $         0    $         0

            Total current assets .................             0              0
                                                     -----------    -----------
              TOTAL ASSETS .......................   $         0    $         0
                                                     ===========    ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable & accrued expenses ........   $         0    $         0
                                                     -----------    -----------
      Total current liabilities ..................             0              0
                                                     -----------    -----------
        TOTAL LIABILITIES ........................             0              0

STOCKHOLDERS' EQUITY:

      Preferred stock, $ .10 par value,
      authorized 1,000,000 shares,
      issued, none ...............................   $         0              0

      Common stock, $ .01 par value,
      authorized 15,000,000 shares,
      issued 4,878,000 ...........................        48,780         48,780

      Capital in excess of par value .............     1,686,146      1,686,146

      Accumulated deficit ........................    (1,734,926)    (1,734,926)
                                                     -----------    -----------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..   $        (0)   $        (0)
                                                     ===========    ===========


               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT FOR
THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                    DECEMBER 31,    DECEMBER 31,
                                                       1998             1997
                                                      AUDITED         AUDITED
                                                     -----------    -----------
INCOME:
      Sales of products & services ...............   $         0    $         0
                                                     -----------    -----------
            Total income .........................             0              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ......             0              0
                                                     -----------    -----------
      Income (loss) from operations ..............             0              0


OTHER INCOME AND EXPENSE:
      Other income - forgiveness of debts ........             0              0
      Assets written off .........................             0              0
                                                     -----------    -----------
      Net income (loss) ..........................             0              0

      Accumulated deficit-beginning of period ....    (1,734,926)    (1,737,926)

      Accumulated deficit-end of period ..........   $(1,734,926)   $(1,734,926)
                                                     ===========    ===========
PER SHARE DATA:

      Loss per share .............................   $         0    $         0
                                                     -----------    -----------
      Weighted average number of
        shares outstanding .......................   $ 4,878,000    $ 4,878,000
                                                     -----------    -----------

               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                   DECEMBER 31,   DECEMBER 31,
                                                      1998          1997
                                                     AUDITED       AUDITED
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income .................................   $         0   $         0

    Adjustments to reconcile net loss
      to net cash by (used in) operations:

    Depreciation ...............................             0             0
    Changes in operating assets ................             0             0
                                                   -----------   -----------
Net cash provided (used in) operating activities             0             0
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and other assets
Forgiveness of debt ............................             0             0
Gain on disposal of assets .....................             0             0
Loss on disposal of subsidiaries ...............             0             0
                                                   -----------   -----------
Net cash provided (used in) investing activities             0             0
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Par value of stock issued for no consideration .             0             0
Increase in notes payable ......................             0             0
Principal payments on long and short term debt .             0             0
                                                   -----------   -----------
Net cash provided (used in) financing activities             0             0
                                                   -----------   -----------
NET INCREASE IN CASH ...........................             0             0


CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD ..             0             0
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD ........   $         0   $         0
                                                   ===========   ===========

               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

                                COMMON STOCK                   ADDITIONAL
                                   SHARES                       PAID IN      ACCUMULATED
                                   ISSUED         AMOUNT        CAPITAL        DEFICIT          TOTAL
                                 -----------   ------------   ------------   ------------    ------------
Balance,
   December 31, 1996 ........      4,878,000         48,780      1,686,146     (1,734,926)              0
                                 -----------   ------------   ------------   ------------    ------------
Balance,
  December 31, 1997 .........      4,878,000         48,780      1,686,146     (1,734,926)              0
                                 -----------   ------------   ------------   ------------    ------------
Balance,
  December 31, 1998 .........      4,878,000         48,780      1,686,146     (1,734,926)              0
                                 ===========   ============   ============   ============    ============

               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 1998 AND 1997

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

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 1998 AND 1997

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

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 1998 AND 1997

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

As of said date there were no disagreements regarding the application of accounting principles or financial statement presentation matters with GBS Com-Tech Corporation in connection with the examination of the December 31, 1998 financial statements.

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


ITEM 10.    EXECUTIVE COMPENSATION

There was no cash compensation paid or accrued by the Company to or on behalf of any and all of the executive officers of the Company for the fiscal year ended December 31, 1998.

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