Form 10QSB
period 1999-03-31
GBS COM TECH CORP/
filed 1999-06-29
CIK 829084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999
                                       or

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

                  Condensed Consolidated Balance Sheet - March 31, 1999

                  Condensed Consolidated Statements of Operations - Quarters ended March 31, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows - Quarters ended March 31, 1999 and 1998

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the Quarter ended March 31, 1999

                  Notes to unaudited condensed consolidated financial statements

         ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

      PART II.    OTHER INFORMATION

                  SIGNATURES

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

                                                                      MARCH 31,
                                                                       1999
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
                                                                    ===========

         The accompanying notes to financial statements are an integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND ACCUMULATED DEFICIT FOR
THE QUARTERS ENDED MARCH 31, 1999 AND 1998


                                                      MARCH 31,      MARCH 31,
                                                      1999              1998
                                                      UNAUDITED      UNAUDITED
                                                     -----------    -----------
INCOME:
      Sales of products & services ...............   $         0    $         0
                                                     -----------    -----------
            Total income .........................             0              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ......             0              0
                                                     -----------    -----------
      Income (loss) from operations ..............             0              0


OTHER INCOME AND EXPENSE:
      Other income - forgiveness of debts ........             0              0
      Assets written off .........................             0              0
                                                     -----------    -----------
      Net loss ...................................             0              0

      Accumulated deficit-beginning of period ....    (1,734,926)    (1,734,926)
                                                                    -----------
      Accumulated deficit-end of period ..........   $(1,734,926)   $(1,734,926)
                                                     ===========    ===========
PER SHARE DATA:

      Loss per share .............................   $         0    $         0
                                                     -----------    -----------
      Weighted average number of
        shares outstanding .......................   $ 4,878,000    $ 4,878,000
                                                     -----------    -----------


         The accompanying notes to financial statements are an integral part of this statement

GBS COM-TECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998


                                                        MARCH 31,     MARCH 31,
                                                          1999          1998
                                                        UNAUDITED     UNAUDITED
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) ......................................  $         0   $         0

    Adjustments to reconcile net loss
         to net cash by (used in)
         operations:

         Depreciation ...............................            0             0
         Changes in operating assets ................            0             0
                                                       -----------   -----------
Net cash provided by (used in) operating activities .            0             0
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used in) investing activities ....            0             0
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided (used in) financing activities ....            0             0
                                                       -----------   -----------
NET INCREASE (DECREASE) IN CASH .....................            0             0

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD .......            0             0
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD .............  $         0   $         0
                                                       ===========   ===========

               The accompanying notes to financial statements are
                       an integral part of this statement.

GBS COM-TECH CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1999


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

GBS COM-TECH CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1999     (UNAUDITED)

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

GBS COM-TECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1999    (UNAUDITED)


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